Form 10-Q
period 2015-06-30
Sadiya Transport, Inc.
filed 2015-08-19
CIK 1639143

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(X) QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2015

OR

( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ______________ to ______________

Commission File No. 333-1779489

Sadiya Transport, Inc.

(Exact name of registrant as specified in its charter)

Nevada	37-1779489
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

H. No. 5-104, Indira Nagar Colony, Shanti Nagar,

Waddepally, Mahabub, State of Telangana, India 590126

Telephone: 011-91-96-89-15-7273

Email: sadiyatransport@gmail.com

 (Address, including zip code, and telephone number,

including area code, of registrant’s principal executive offices)

Check whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes __ No X

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes x__ No __

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.

Large accelerated filer	[ ]	Accelerated filer	[ ]
Non-accelerated filer	[ ]	Smaller reporting company	[X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes X No __

6,000,000 shares of registrant’s common stock, $0.001 par value, were outstanding at August 18, 2015. Registrant has no other class of common equity.

PART I. FINANCIAL INFORMATION

Item 1 Financial Statements.

Sadiya Transport, Inc.

Balance Sheets

(unaudited)

	June 30, 2015 $	March 31, 2015 $

ASSETS
Current assets
Cash	9,843	15,000
Total current assets	9,843	15,000
Total assets	9,843	15,000

LIABILITIES AND STOCKHOLDER’S EQUITY (DEFICIT)

LIABILITIES
Current liabilities
Accounts payable and accrued liabilities	12,033	4,413
Total current liabilities	12,033	4,413
Total liabilities	12,033	4,413

STOCKHOLDER’S EQUITY (DEFICIT)

Preferred stock: $0.0001 par value, 25,000,000 authorized, 0 issued outstanding
Common stock: $0.0001 par value, 100,000,000 authorized, 6,000,000 issued and outstanding as of June 30, 2015 and March 31, 2015	600	600
Additional paid-in capital	14,400	14,400
Deficit accumulated	(17,190)	(4,413)
Total stockholder’s equity (deficit)	(2,190)	10,587
Total liabilities and stockholder’s equity (deficit)	9,843	15,000

(The accompanying notes are an integral part of these financial statements)

Sadiya Transport, Inc.

Statements of Operations

(Unaudited)

For the Three Months Ended June 30, 2015 $

Expenses
General and administrative	827
Professional fees	11,950
Net loss	(12,777)

Net loss per share - basic and diluted	($0.00)
Weighted average shares outstanding - basic and diluted	6,000,000

(The accompanying notes are an integral part of these financial statements)

Sadiya Transport, Inc.

Statements of Cash Flows

(Unaudited)

For the Six Months Ended June 30, 2015 $

Cash flows from operating activities
Net loss	(12,777)
Adjustments to reconcile to net cash used in operating activities:
Change in operating assets and liabilities
Accounts payables and accrued liabilities	7,620
Net cash used in operating activities	(5,157)

Cash flows from financing activities
Proceeds from issuance of common stock	-
Net cash provided by financing activities	-

Change in cash	(5,157)

Cash - beginning of period	15,000

Cash - end of period	9,843

Supplemental cash flow disclosures
Cash paid For:
Interest	−
Income tax	−

(The accompanying notes are an integral part of these financial statements)

Sadiya Transport, Inc. Notes to the financial statements June 30, 2015 (Unaudited)

Note 1: Nature and Continuance of Operations

Sadiya Transport, Inc. (the "Company") was incorporated in the state of Nevada on February 23, 2015("Inception"). The Company intends to operate handicap friendly auto rickshaw(s) in Kurnool, India where we will provide transportation service to passengers especially handicapped persons for a fee. The Company's corporate headquarters are located in Waddepally, Mahabub, State of Tekangana, India and its fiscal year-end is March 31. The Company’s activities to date have been limited to capital formation, organization and development of its business plan. The Company has not commenced operations.

Note 2: Basis of Presentation

Unaudited Interim financial statements

The accompanying unaudited interim financial statements have been prepared in accordance with United States generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q of Regulation S-X. They may not include all information and footnotes required by United States generally accepted accounting principles for complete financial statements. However, except as disclosed herein, there has been no material changes in the information disclosed in the notes to the financial statements for the period ended March 31, 2015 included in the Company’s Registration Statement (Form S-1) filed with the Securities and Exchange Commission. These interim unaudited financial statements should be read in conjunction with those financial statements included in the Registration Statement (Form S-1). In the opinion of management, all adjustments considered necessary for a fair presentation, consisting solely of normal recurring adjustments, have been made. Operating results for the three months ended June 30, 2015 are not necessarily indicative of the results that may be expected for the year ending March 31, 2016.

Note 3: Capital Stock

The total number of common shares authorized that may be issued by the Company is 100,000,000 shares with a par value of $0.0001 per share.

The total number of preferred shares authorized that may be issued by the Company is 25,000,000 shares with a par value of $0.0001 per share. The preferred stock may be issued in one or more series, from time to time, with each series to have such designation, relative rights, preference or limitations, as adopted by the Company’s Board of Directors.

During the period ended June 30, 2015, the Company had issued 6,000,000 shares of common stock for total cash proceeds of $15,000 to the Company's director.

At June 30, 2015, there were no issued and outstanding stock options or warrants.

Note 4: Going Concern

These financial statements have been prepared on a going concern basis which assumes the Company will be able to realize its assets and discharge its liabilities in the normal course of business for the foreseeable future. The Company anticipates future losses in the development of its business raising substantial doubt about the Company's ability to continue as a going concern. The ability to continue as a going concern is dependent upon the Company generating profitable operations in the future and/or obtaining the necessary financing to meet its obligations and repay its liabilities arising from normal business operations when they come due. Management intends to finance operating costs over the next twelve months with loans from directors, related parties and/or issuance of common shares.

Note 5: Subsequent Events

The Company became a reporting company on July 27, 2015 and will offer a total of 3,000,000 shares of Company’s common stock on a "self-underwritten" basis at a fixed price of $0.02 per share.

Item 2. Management's Discussion and Analysis of Financial Conditions and Results of Operations.

The following discussion of our financial condition, changes in financial condition, plan of operations and results of operations should be read in conjunction with our unaudited interim financial statements for the three months ended June 30, 2015, together with the notes thereto included in this Form 10-Q. The discussion contains forward-looking statements that involve risks, uncertainties and assumptions. Our actual results may differ materially from those anticipated in these forward-looking statements as a result of many factors.

Overview

We were incorporated on February 23, 2015 in the State of Nevada. Our goal is to offer transportation services to individuals in the City of Kurnool who require cheap, safe and handicap friendly transport by auto rickshaw. We plan to modify the auto rickshaw to be able to accommodate handicap individuals, particularly wheel chair bound people. Presently, we know of no auto rickshaws that provide transportation to wheel chair bound persons. Our fees will be determined according to the fare meter.

Three wheeler taxis, commonly known as auto rickshaws, are a popular means of transport in developing countries. Auto rickshaws are a common means of public transportation in India and several other countries, is an essential form of transport, and auto rickshaws play a vital and vibrant role in India’s transport system.

We intend to operate in proximity to hospitals and develop a website through which handicapped persons or their family members can request our services. Currently we do not have any arrangements with any hospitals where we intend to operate our vehicles, nor do we have any contractual relationships with any vendors, customers or website designers. Our goal is to serve all customers, but our main focus will be the handicapped individuals. Our president has experience in the auto rickshaw transportation and management industry.

We intend to acquire an operating auto rickshaw that has all necessary licenses and permits and we will have the auto rickshaw re-designed in such a manner to meet our specifications to accommodate handicapped persons.

We estimate the cost of each auto rickshaw (with modifications) to be approximately 300,000/- rupees (US$5,000). Our modifications may include increasing the length by approximately 24 inches, lowering the chassis, padding the interior, installing folding steps and constructing and installing two portable rams and hooks in the chassis. To date, we have no contract with an auto rickshaw dealership for the purchase or modification of an auto rickshaw.

There have been no material reclassifications, mergers, consolidations or purchases or sales of any significant amount of assets not in the ordinary course of business since the date of incorporation. The Company has never been party to any bankruptcy, receivership or similar proceeding, nor has it undergone any material reclassification, merger, consolidation, purchase or sale of a significant amount of assets not in the ordinary course of business.

Since inception, we have not generated consistent revenues and have incurred a cumulative net loss as reflected in the financial statements. We have minimal assets and have incurred losses since inception. Our limited start-up operations have consisted of the formation of our business plan and identification of our target market.

Our auditors have issued a going concern opinion. This means that there is substantial doubt that we can continue as an ongoing business for the next twelve months. This is because we have not generated any revenues and no revenues are anticipated.

Plan of Operation

About Our Company

To date our operations have been limited to organizational activities, the identification of auto rickshaw dealers and discussions with a web-designer. We have purchased a website domain, www.kurnoolrickshaw.com  and are developing design plans for our website. In February 2015, we completed the sale of 6,000,000 common shares at the price of a $0.0025 per share for total proceeds of $15,000.  On July 27, 2015, we became a reporting company and will offer a total of 3,000,000 shares of Company’s common stock on a "self-underwritten" basis at a fixed price of $0.02 per share.

Our plan of operation over the 12-month period following successful completion of our offering is to purchase our first rickshaw and modify it to be handicap friendly, seek registration and union membership, get assigned to hospital stands, develop our website and our advertising and marketing plan. Our challenge will be to attract customers to our transportation services.

We anticipate achieving the following specific business milestones in the 12 months following the completion of our offering:

1.

Complete our Offering of $60,000.

2.

Within the first month following completion of our offering, we plan to incorporate an Indian subsidiary which we expect to cost approximately $1,000.

3.

Within the first month following the completion of our offering, we plan to develop our modification specifications and commence discussions with the auto rickshaw dealership which we expect to cost approximately $500.

4.

For a period of two months from the date of completion of the offering, our president, Altaf S. Shariff, intends to develop relationships with rickshaw dealers and acquire our first rickshaw which will be modified to cater to the handicapped. We anticipate the purchase and modification of one rickshaw to cost approximately $5,000. We plan to purchase a second auto rickshaw after we have determined the operation of our first auto rickshaw to be successful.

5.

The auto rickshaw dealership will register the vehicle with the city registrar and obtain the required permit from the government. The cost of the permit is included in the vehicle cost. Since we will use CNG or LNG, our rickshaw will be exempt from payment of road tax for a period of five years.

6.

Prior to delivery of the auto rickshaw, we will enroll our rickshaw with the city union and seek access to the hospital stand. We anticipate this cost to be approximately $500;

7.

Within the first three months following completion of the offering, we plan to develop a design for advertising our services on our rickshaw and retain a painter. We anticipate this cost initially to be approximately $500;

8.

For a period of one to three months from the date of completion of the offering, our president, Altaf S. Shariff, will retain a web designer for the purpose of developing our website that will describe the our services. We anticipate that the cost for developing our website will be approximately $3,000.

9.

We plan to be operational within four months from the date of completion of the offering.

10.

Subject to the initial success of our business, we may acquire one further vehicle and this may prevent Mr. Shariff from providing all of the services that he intends to personally provide due to time constraints that would impact his ability to properly perform his tasks. Therefore, we intend to hire employees to perform some of the functions previously performed by Mr. Shariff. The pay rates for such employees would be negotiable but are anticipated to be approximately $2,400 per year. We anticipate that any wages would be paid from revenue that we earn and would not impact our use of proceeds. As our business develops, Mr. Shariff’s role would transition to that of a manager of all our drivers. This would likely occur after we have employed at least five drivers.

If all the shares are sold, the total proceeds from this offering will be $60,000. We expect to expend the proceeds from this offering in the priority set forth below, within the first 12 months after successful completion of this offering:

Legal and Professional fees	$ 15,000
Audit and accounting	9,000
Edgar and XBRL	2,000
Incorporation of Indian subsidiary and related fees	1,000
Purchase and modification of two auto rickshaws	10,000
Website development and related expenses	3,000
Brochures, Marketing and e-Promotion	1,000
Transfer Agent and CUSIP	6,000
Operations, Office, Administrative and Working Capital	13,000
Total	$ 60,000

We will not commence operations until we complete the offering; and complete the purchase and modification of one auto rickshaw, followed by a second one, if operation of the first auto rickshaw is successful.

We are responsible for filing various forms with the United States Securities and Exchange Commission (the “SEC”) such as Form 10-K and Form 10-Qs. The shareholders may read and copy any material filed by us with the SEC at the SEC’s Public Reference Room at 100 F Street N.W., Washington, DC, 20549.   The shareholders may obtain information on the operations of the Public Reference Room by calling the SEC at 1-800-SEC-0330.  The SEC maintains an Internet site that contains reports, proxy and information statements, and other information which we have filed electronically with the SEC by assessing the website at the following address:  http://www.sec.gov.

Results of Operations

We did not earn any revenues for the three months ended June 30, 2015 and from inception on February 23, 2015 to June 30, 2015. We do not expect to realize any revenues until we are able to execute our business plan.

For the three months ended June 30, 2015, we have incurred total operating expenses in the amount of $12,777, mainly comprised of professional fees totaling $11,950 which relates to legal and accounting fees for the registration statement and related costs.

We incurred total operating expenses in the amount of $17,190 from inception on February 23, 2014 through June 30, 2015. These operating expenses are comprised of professional fees totaling $13,299.

We have not incurred any expenses for research and development since inception. As a result of operating losses, there has been no provision for the payment of income taxes from the date of inception.

Liquidity and Capital Resources

As of June 30, 2015, we had a cash balance of $9,843 and liabilities of $12,033. The Company became a reporting company on July 27, 2015 and will offer a total of 3,000,000 shares of Company’s common stock on a "self-underwritten" basis at a fixed price of $0.02 per share for total proceeds of $60,000.

Our future financial results are also uncertain due to a number of factors, some of which are outside our control. These factors include, but are not limited to:

•

our ability to raise additional funding;

•

cost of development of our website;

•

interest by online users to purchase our products which will generate revenue from online sales.

Due to our lack of operating history and present inability to generate revenues, our auditors have stated their opinion that there currently exists a substantial doubt about our ability to continue as a going concern.

Going Concern Consideration

Our auditors have issued a going concern opinion, meaning that there is substantial doubt if we can continue as an ongoing business for the next twelve months unless we obtain additional capital. No revenues are anticipated until we have completed the financing from this offering and implemented our plan of operation. Our only source for cash at this time is investments by others in this offering. We must raise cash to implement our strategy and stay in business. The proceeds from the offering will likely allow us to operate for at least one year and have the capital resources required to cover the material costs of becoming a public reporting company.

We are highly dependent upon the success of the public offering of equity. The failure to obtain the proceeds from this offering would result in the need to seek capital from other sources such as loans or private placements of securities or cease operations, in which case our investors would lose all of their investment.

Our operations and financial results are subject to various risks and uncertainties that could adversely affect our business, financial condition and results of operations.

Off-Balance sheet Arrangements

We have no off-balance sheet arrangements including arrangements that would affect our liquidity, capital resources, market risk support and credit risk support or other benefits.

Forward Looking Statements

The information in this quarterly report contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). These forward-looking statements involve risks and uncertainties, including statements regarding the Company’s capital needs, business strategy and expectations. Any statements contained herein that are not statements of historical facts may be deemed to be forward-looking statements. In some cases, you can identify forward-looking statements by terminology such as “may,” “will,” “should,” “expect,” “plan,” “intend,” “anticipate,” “believe,” “estimate,” “predict,” “potential” or “continue,” the negative of such terms or other comparable terminology. Actual events or results may differ materially. In evaluating these statements, you should consider various factors, including the risks outlined from time to time, in other reports we file with the Securities and Exchange Commission (the “SEC”). These factors may cause our actual results to differ materially from any forward-looking statement. We disclaim any obligation to publicly update these statements, or disclose any difference between its actual results and those reflected in these statements. The information constitutes forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995.

Item 3. Qualitative and Quantitative Disclosure about Market Risks

We are a smaller reporting company as defined by Rule 12b-2 of the Securities Exchange Act of 1934 and are not required to provide the information under this item.

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Our Principal Executive Officer and Principal Financial Officer, after evaluating the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the period covered by this report, have concluded that, based on the evaluation of these controls and procedures, that our disclosure controls and procedures were effective.

Controls and Procedures over Financial Reporting

Additionally, there were no changes in our internal controls over financial reporting or in other factors that could significantly affect these controls subsequent to the evaluation date. We have not identified any significant deficiencies or material weaknesses in our internal controls, and therefore there were no corrective actions taken.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings.

The Company currently is not a party to any legal proceedings and, to the Company’s knowledge; no such proceedings are threatened or contemplated.

Item 1A. Risk Factors

We are a smaller reporting company as defined by Rule 12b-2 of the Securities Exchange Act of 1934 and are not required to provide the information under this item.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

None

Item 3. Default Upon Senior Securities.

None.

Item 4. Removed and Reserved.

Item 5. Other Information.

None.

Item 6. Exhibits and Reports on Form 8-K.

a. Exhibits

Exhibit Number	Description of Exhibit
31.1	Certification of Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C.§ 1350, as adopted pursuant to § 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. § 1350, as adopted pursuant to § 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereto duly authorized.

SADIYA TRANSPORT, INC.

Date: August 18, 2015

By: /s/ Altaf S. Shariff
Altaf S. Shariff
Principal Executive Officer and
Principal Financial Officer and Director