Form 10-Q
period 2015-09-30
Sadiya Transport, Inc.
filed 2015-10-29
CIK 1639143

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(X) QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2015

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

Check whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes __ No X

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes X No __

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.

Large accelerated filer	[ ]	Accelerated filer	[ ]
Non-accelerated filer	[ ]	Smaller reporting company	[X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes X No __

6,000,000 shares of registrant’s common stock, $0.0001 par value, were outstanding at October 26, 2015. Registrant has no other class of common equity.

PART I. FINANCIAL INFORMATION

Item 1 Financial Statements.

Sadiya Transport, Inc.

Balance Sheets

(unaudited)

	September 30, 2015 $	March 31, 2015 $

ASSETS
Current assets
Cash	7,663	15,000
Total current assets	7,663	15,000
Total assets	7,663	15,000

LIABILITIES AND STOCKHOLDER’S EQUITY (DEFICIT)

LIABILITIES
Current liabilities
Accounts payable and accrued liabilities	12,735	4,413
Total current liabilities	12,735	4,413
Total liabilities	12,735	4,413

STOCKHOLDER’S EQUITY (DEFICIT)

Preferred stock: $0.0001 par value, 25,000,000 authorized, 0 issued outstanding
Common stock: $0.0001 par value, 100,000,000 authorized, 6,000,000 issued and outstanding as of September 30, 2015 and March 31, 2015	600	600
Additional paid-in capital	14,400	14,400
Deficit accumulated	(20,072)	(4,413)
Total stockholder’s equity (deficit)	(5,072)	10,587
Total liabilities and stockholder’s equity (deficit)	7,663	15,000

(The accompanying notes are an integral part of these financial statements)

Sadiya Transport, Inc.

Statements of Operations

(Unaudited)

	For the Three Months Ended September 30, 2015 $	For the Six Months Ended September 30, 2015 $

Expenses
General and administrative	679	1,506
Professional fees	2,203	14,153

Net loss	(2,882)	(15,659)

Net loss per share - basic and diluted	($0.00)	($0.00)

Weighted average shares outstanding - basic and diluted	6,000,000	6,000,000

(The accompanying notes are an integral part of these financial statements)

Sadiya Transport, Inc.

Statements of Cash Flows

(Unaudited)

For the Six Months Ended September 30, 2015 $

Cash flows from operating activities
Net loss	(15,659)
Adjustments to reconcile to net cash used in operating activities:
Change in operating assets and liabilities
Accounts payables and accrued liabilities	8,322
Net cash used in operating activities	(7,337)

Cash flows from financing activities
Proceeds from issuance of common stock	-
Net cash provided by financing activities	-

Change in cash	(7,337)

Cash - beginning of period	15,000

Cash - end of period	7,663

Supplemental cash flow disclosures
Cash paid For:
Interest	-
Income tax	-

(The accompanying notes are an integral part of these financial statements)

Sadiya Transport, Inc. Notes to the financial statements September 30, 2015 (Unaudited)

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

Note 2: Basis of Presentation

Unaudited Interim financial statements

The accompanying unaudited interim financial statements have been prepared in accordance with United States generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q of Regulation S-X. They may not include all information and footnotes required by United States generally accepted accounting principles for complete financial statements. However, except as disclosed herein, there has been no material changes in the information disclosed in the notes to the financial statements for the period ended March 31, 2015 included in the Company’s Registration Statement (Form S-1) filed with the Securities and Exchange Commission. These interim unaudited financial statements should be read in conjunction with those financial statements included in the Registration Statement (Form S-1). In the opinion of management, all adjustments considered necessary for a fair presentation, consisting solely of normal recurring adjustments, have been made. Operating results for the six months ended September 30, 2015 are not necessarily indicative of the results that may be expected for the year ending March 31, 2016.

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

During the period ended March 31, 2015, the Company had issued 6,000,000 shares of common stock for total cash proceeds of $15,000 to the Company's director.

At September 30, 2015, there were no issued and outstanding stock options or warrants.

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

Note 5: Subsequent Events

The Company became a reporting company on July 27, 2015 and will offer a total of 3,000,000 shares of Company’s common stock at a fixed price of $0.02 per share.

Item 2. Management's Discussion and Analysis of Financial Conditions and Results of Operations.

The following discussion of our financial condition, changes in financial condition, plan of operations and results of operations should be read in conjunction with our unaudited interim financial statements for the three and six months ended September 30, 2015, together with the notes thereto included in this Form 10-Q. The discussion contains forward-looking statements that involve risks, uncertainties and assumptions. Our actual results may differ materially from those anticipated in these forward-looking statements as a result of many factors.

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

We estimate the cost of each auto rickshaw (with modifications) to be approximately 200,000/- rupees (US$3,000). Our modifications may include increasing the length by approximately 24 inches, lowering the chassis, padding the interior, installing folding steps and constructing and installing two portable rams and hooks in the chassis. To date, we have no contract with an auto rickshaw dealership for the purchase or modification of an auto rickshaw.

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

Plan of Operation

About Our Company

To date our operations have been limited to organizational activities, the identification of auto rickshaw dealers and discussions with a web-designer. We have purchased a website domain, www.kurnoolrickshaw.com  and are developing design plans for our website. In February 2015, we completed the sale of 6,000,000 common shares at the price of a $0.0025 per share for total proceeds of $15,000.  On July 27, 2015, we became a reporting company. In November, 2015, we will complete our offering of a total of 3,000,000 shares of Company’s common stock at a fixed price of $0.02 per share.

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

We anticipate achieving the following specific business milestones in the 12 months following the completion of our offering:

1.

Complete our regulatory filings.

2.

Within the three month following completion of our offering, we plan to incorporate an Indian subsidiary which we expect to cost approximately $1,000.

3.

Within the three month following the completion of our offering, we plan to develop our modification specifications and commence discussions with the auto rickshaw dealership which we expect to cost approximately $500.

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

If all the shares are sold, the total proceeds from this offering will be $60,000. We expect to expend the proceeds from this offering in the priority set forth below, within the first 12 months after successful completion of this offering:

Legal and Professional fees	$ 15,000
Audit and accounting	9,000
Edgar and XBRL	2,000
Incorporation of Indian subsidiary and related fees	1,000
Purchase and modification of two auto rickshaws	6,000
Website development and related expenses	3,000
Brochures, Marketing and e-Promotion	1,000
Transfer Agent and CUSIP	6,000
Operations, Office, Administrative and Working Capital	17,000
Total	$ 60,000

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

Results of Operations

We did not earn any revenues for the three and six months ended September 30, 2015 and from inception on February 23, 2015 to September 30, 2015. We do not expect to realize any revenues until we are able to execute our business plan.

For the three months ended September 30, 2015, we have incurred total operating expenses in the amount of $2,882, mainly comprised of professional fees totaling $2,203 which relates to legal and accounting fees for the registration statement and related costs.

For the six months ended September 30, 2015, we have incurred total operating expenses in the amount of $15,659, mainly comprised of professional fees totaling $14,153 which relates to legal and accounting fees for the registration statement and related costs.

We incurred total operating expenses in the amount of $20,072 from inception on February 23, 2014 through September 30, 2015. These operating expenses are comprised of professional fees totaling $15,502.

We have not incurred any expenses for research and development since inception. As a result of operating losses, there has been no provision for the payment of income taxes from the date of inception.

Liquidity and Capital Resources

As of September 30, 2015, we had a cash balance of $7,663 and liabilities of $12,735. The Company became a reporting company on July 27, 2015 and during the month of November 2015, we will complete our offering of a total of 3,000,000 shares of Company’s common stock at a fixed price of $0.02 per share for total proceeds of $60,000.

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

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Our management, consisting of our sole officer, carried out an evaluation of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Exchange Rule 13a-15(e)) as of September 30, 2015. Management recognizes that any disclosure controls and procedures no matter how well designed and operated, can only provide reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Our management has reassessed the effectiveness of our disclosure controls and procedures and based upon that evaluation, our sole officer concluded that our disclosure controls and procedures were not effective as of September30, 2015.

Controls and Procedures over Financial Reporting

There were no changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) during the most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Date: October 26, 2015

By: /s/ Altaf S. Shariff
Altaf S. Shariff
Principal Executive Officer and
Principal Financial Officer and Director