Form 10-Q
period 2015-12-31
Sadiya Transport, Inc.
filed 2016-01-20
CIK 1639143

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(X) QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2015

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

6,000,000 shares of registrant’s common stock, $0.0001 par value, were outstanding at January 19, 2016. Registrant has no other class of common equity.

PART I. FINANCIAL INFORMATION

Item 1 Financial Statements.

Sadiya Transport, Inc.

Balance Sheets

(unaudited)

	December 31, 2015 $	March 31, 2015 $

ASSETS
Current assets
Cash	36,247	15,000
Total current assets	36,247	15,000
Total assets	36,247	15,000

LIABILITIES AND STOCKHOLDER’S EQUITY (DEFICIT)

LIABILITIES
Current liabilities
Accounts payable and accrued liabilities	1,500	4,413
Total current liabilities	1,500	4,413
Total liabilities	1,500	4,413

STOCKHOLDER’S EQUITY (DEFICIT)

Preferred stock: $0.0001 par value, 25,000,000 authorized, 0 issued outstanding
Common stock: $0.0001 par value, 100,000,000 authorized, 9,000,000 and 6,000,000 issued and outstanding as of December 31, 2015 and March 31, 2015 respectively	900	600
Additional paid-in capital	74,100	14,400
Deficit accumulated	(40,253)	(4,413)
Total stockholder’s equity (deficit)	34,747	10,587
Total liabilities and stockholder’s equity (deficit)	36,247	15,000

(The accompanying notes are an integral part of these financial statements)

Sadiya Transport, Inc.

Statements of Operations

(Unaudited)

	For the Three Months Ended December 31, 2015 $	For the Nine Months Ended December 31, 2015 $

Expenses
General and administrative	18,681	20,187
Professional fees	1,500	15,653

Net loss	(20,181)	(35,840)

Net loss per share - basic and diluted	($0.00)	($0.01)

Weighted average shares outstanding - basic and diluted	6,642,636	6,032,727

(The accompanying notes are an integral part of these financial statements)

Sadiya Transport, Inc.

Statements of Cash Flows

(Unaudited)

For the Nine Months Ended December 31, 2015 $

Cash flows from operating activities
Net loss	(35,840)
Adjustments to reconcile to net cash used in operating activities:
Change in operating assets and liabilities
Accounts payables and accrued liabilities	(2,913)
Net cash used in operating activities	(38,753)

Cash flows from financing activities
Proceeds from issuance of common stock	60,000
Net cash provided by financing activities	60,000

Change in cash	21,247

Cash - beginning of period	15,000

Cash - end of period	36,247

Supplemental cash flow disclosures
Cash paid For:
Interest	-
Income tax	-

(The accompanying notes are an integral part of these financial statements)

Sadiya Transport, Inc. Notes to the financial statements December 31, 2015 (Unaudited)

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

Note 2: Basis of Presentation

Unaudited Interim financial statements

The accompanying unaudited interim financial statements have been prepared in accordance with United States generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q of Regulation S-X. They may not include all information and footnotes required by United States generally accepted accounting principles for complete financial statements. However, except as disclosed herein, there has been no material changes in the information disclosed in the notes to the financial statements for the period ended March 31, 2015 included in the Company’s Registration Statement (Form S-1) filed with the Securities and Exchange Commission. These interim unaudited financial statements should be read in conjunction with those financial statements included in the Registration Statement (Form S-1). In the opinion of management, all adjustments considered necessary for a fair presentation, consisting solely of normal recurring adjustments, have been made. Operating results for the nine months ended December 31, 2015 are not necessarily indicative of the results that may be expected for the year ending March 31, 2016.

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

The Company became a reporting company on July 27, 2015 and in November 2015, the Company completed its offering of a total of 3,000,000 shares of Company’s common stock on a "self-underwritten" basis at a fixed price of $0.02 per share, for total proceeds of $60,000.

At December 31, 2015, there were no issued and outstanding stock options or warrants.

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

Item 2. Management's Discussion and Analysis of Financial Conditions and Results of Operations.

The following discussion of our financial condition, changes in financial condition, plan of operations and results of operations should be read in conjunction with our unaudited interim financial statements for the three and nine months ended December 31, 2015, together with the notes thereto included in this Form 10-Q. The discussion contains forward-looking statements that involve risks, uncertainties and assumptions. Our actual results may differ materially from those anticipated in these forward-looking statements as a result of many factors.

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

Plan of Operation

About Our Company

To date our operations have been limited to organizational activities, the identification of auto rickshaw dealers and discussions with a web-designer. We have purchased a website domain, www.kurnoolrickshaw.com  and are developing design plans for our website. In February 2015, we completed the sale of 6,000,000 common shares at the price of a $0.0025 per share for total proceeds of $15,000.  On July 27, 2015, we became a reporting company. In November, 2015, we completed our offering of a total of 3,000,000 shares of Company’s common stock at a fixed price of $0.02 per share for total proceeds of $60,000.

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

We anticipate achieving the following specific business milestones in the 12 months following the completion of our offering:

1.

Complete our regulatory filings.

2.

We plan to incorporate an Indian subsidiary which we expect to cost approximately $1,000 or we will operate a trust account under the name of our president.

3.

Within the six month following the completion of our offering, we plan to develop our modification specifications and commence discussions with the auto rickshaw dealership which we expect to cost approximately $500.

4.

Our president, Altaf S. Shariff, has developed and intends to further develop relationships with rickshaw dealers and acquire our first rickshaw which will be modified to cater to the handicapped. We anticipate the purchase and modification of one rickshaw to cost approximately $5,000. We plan to purchase a second auto rickshaw after we have determined the operation of our first auto rickshaw to be successful.

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

8.

After a period of one to three months from the purchase of our first rickshaw, our president, Altaf S. Shariff, will retain a web designer for the purpose of developing our website that will describe the our services. We anticipate that the cost for developing our website will be approximately $3,000.

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

Results of Operations

We did not earn any revenues for the three and nine months ended December 31, 2015 and from inception on February 23, 2015 to December 31, 2015. We do not expect to realize any revenues until we are able to execute our business plan.

For the three months ended December 31, 2015, we have incurred total operating expenses in the amount of $20,181, mainly comprised of expenses incurred to complete our offering and for fees paid to transfer agent.

For the nine months ended December 31, 2015, we have incurred total operating expenses in the amount of $35,840, mainly comprised of professional fees totaling $15,653 which relates to legal and accounting fees for the registration statement and related costs; and $23,251 for expenses incurred to complete our offering and for fees paid to transfer agent

We have not incurred any expenses for research and development since inception. As a result of operating losses, there has been no provision for the payment of income taxes from the date of inception.

Liquidity and Capital Resources

As of December 31, 2015, we had a cash balance of $36,247 and liabilities of $1,500. The Company became a reporting company on July 27, 2015 and during the month of November 2015, we completed our offering of a total of 3,000,000 shares of Company’s common stock at a fixed price of $0.02 per share for total proceeds of $60,000.

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

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Our management, consisting of our sole officer, carried out an evaluation of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Exchange Rule 13a-15(e)) as of December 31, 2015. Management recognizes that any disclosure controls and procedures no matter how well designed and operated, can only provide reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Our management has reassessed the effectiveness of our disclosure controls and procedures and based upon that evaluation, our sole officer concluded that our disclosure controls and procedures were not effective as of September30, 2015.

Changes in Internal Control over Financial Reporting

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

None

Item 3. Default Upon Senior Securities.

None.

Item 4. Removed and Reserved.

Item 5. Other Information.

None.

Item 5. Other Information.

On July 27, 2015, the SEC declared our Form S-1 registration statement effective allowing us to sell 3,000,000 shares of common stock at an offering price of $0.02 per share. In November 2015, the Company completed its public offering of $60,000 and issued 3,000,000 shares of common stock.

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

Date: January 19, 2016

By: /s/ Altaf S. Shariff
Altaf S. Shariff
Principal Executive Officer and
Principal Financial Officer and Director